Form 10-K
period 2006-12-31
J.P. Morgan Alternative Loan Trust 2006-A7
filed 2007-04-02
CIK 1379802

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
333-130192-26
(Commission file number of Issuing Entity)
J.P. MORGAN ALTERNATIVE LOAN TRUST 2006-A7
(Exact name of Issuing Entity)
J.P. Morgan Acceptance Corporation I (Depositor)
(Exact Name of Registrant as Specified in its Charter)
J.P. MORGAN MORTGAGE ACQUISITION CORP.
(Exact Name of Sponsor as Specified in its Charter)
13-3475488
(I.R.S. Employer Identification No.)
270 Park Avenue
Delaware
New York, NY
(State or Other Jurisdiction) (Address of Principal Executive Offices)
212-834-3850
10017
(Telephone number, (Zip Code)
including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ Yes] [X No]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ Yes] [X No]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X Yes] [ No]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (
229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.
[X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Act).
[ Yes] [X No]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
Documents incorporated by reference:
None
PART I
Item 1. Business.
Not Applicable.
Item 1A. Risk Factors.
Not Applicable.
Item 1B. Unresolved Staff Comments.
Not Applicable.
Item 2. Properties.
Not Applicable.
Item 3. Legal Proceedings.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.
Not Applicable.
Item 6. Selected Financial Data.
Not Applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operation.
Not Applicable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.
Item 8. Financial Statements and Supplementary Data.
Not Applicable.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
Not Applicable.
Item 9A(T) Controls and Procedures
Not Applicable.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Not Applicable.
Item 11. Executive Compensation.
Not Applicable.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.
Not Applicable.
Item 13. Certain Relationships, Related Transactions, and Director Independence.
Not Applicable.
Item 14. Principal Accounting Fees and Services.
Not Applicable.
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL
INSTRUCTION J(2) TO FORM 10-K.
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial
Information).
None.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for
Certain Derivatives Instruments (Information
Regarding Significant Enhancement Providers
Financial Information).
None.
Item 1115(b) of Regulation AB.
Certain Derivatives Instruments
(Financial Information).
None.
Item 1117 of Regulation AB.
Legal Proceedings.
None.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related
Transactions.
None.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
The following parties have reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessments of compliance:
Greenpoint Mortgage Funding, Inc. has reported material noncompliance with applicable servicing criteria. Greenpoint Mortgage Funding, Inc. 's report on assessment of compliance is attached as
Exhibit 33(c).
PHH Mortgage Corporation has reported material noncompliance with applicable servicing criteria.
PHH Mortgage Corporation's report on assessment of compliance is attached as Exhibit 33(f).
See Exhibit 33 and Exhibit 34.
Item 1123 of Regulation AB. Servicer Compliance Statement.
The following servicer has reported failure to fulfill its obligations under the applicable agreements in a material respect:
PHH Mortgage Corporation ("PHH") has reported failure to fulfill its obligations under the applicable agreement in a material respect. PHH's servicer compliance statement is attached as Exhibit 35(f).
See Exhibit 35.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
a) 1. Not Applicable.
2. Not Applicable.
3. Exhibit 4 Pooling and Servicing Agreement (filed as an exhibit on Form 8-k on December
14, 2006 and incorporated by reference herein).
Exhibit 31 302 Sarbanes-Oxley Certification
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
a) Countrywide Home Loans Servicing LP, as Servicer
b) Fifth Third Mortgage Company, as Servicer
c) Greenpoint Mortgage Funding, Inc., as Servicer
d) JP Morgan Chase Bank, N.A., as Custodian and Servicer
e) Chase Home Finance, LLC, as Sub-servicer
f) PHH Mortgage Corporation, as Servicer
g) The Bank of New York, as Custodian
h) U.S. Bank National Association, as Master Servicer and Securities
Administrator
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
a) Countrywide Home Loans Servicing LP, as Servicer
b) Fifth Third Mortgage Company, as Servicer
c) Greenpoint Mortgage Funding, Inc., as Servicer
d) JP Morgan Chase Bank, N.A., as Custodian and Servicer
e) Chase Home Finance, LLC, as Sub-servicer
f) PHH Mortgage Corporation, as Servicer
g) The Bank of New York, as Custodian
h) U.S. Bank National Association, as Master Servicer and Securities
Administrator
Exhibit 35 Item 1123 Servicer Compliance Statement
a) Countrywide Home Loans Servicing LP, as Servicer
b) Fifth Third Mortgage Company, as Servicer
c) Greenpoint Mortgage Funding, Inc., as Servicer
d) JP Morgan Chase Bank, N.A., as Custodian and Servicer
e) Chase Home Finance, LLC, as Sub-servicer
f) PHH Mortgage Corporation, as Servicer
g) U.S. Bank National Association, as Master Servicer
Exhibit 99 ISDA Master Agreement and Schedule to the Master Agreement and Swap Transaction
Confirmation (filed as an exhibit on Form 8-k on December 14, 2006 and incorporated by reference herein).
b) See (a) above.
c) Not Applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
J.P. MORGAN ALTERNATIVE LOAN TRUST 2006-A7
By (Signature and Title): /s/: Bryan Calder
Bryan Calder
Executive Vice President
U.S. Bank National Association, as Master Servicer
Date: 3/30/2007
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 4 Pooling and Servicing Agreement (filed as an exhibit on Form 8-k on December 14,
2006 and incorporated by reference herein).
Exhibit 31 302 Sarbanes-Oxley Certification
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
a) Countrywide Home Loans Servicing LP, as Servicer
b) Fifth Third Mortgage Company, as Servicer
c) Greenpoint Mortgage Funding, Inc., as Servicer
d) JP Morgan Chase Bank, N.A., as Custodian and Servicer
e) Chase Home Finance, LLC, as Sub-servicer
f) PHH Mortgage Corporation, as Servicer
g) The Bank of New York, as Custodian
h) U.S. Bank National Association, as Master Servicer and Securities
Administrator
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
a) Countrywide Home Loans Servicing LP, as Servicer
b) Fifth Third Mortgage Company, as Servicer
c) Greenpoint Mortgage Funding, Inc., as Servicer
d) JP Morgan Chase Bank, N.A., as Custodian and Servicer
e) Chase Home Finance, LLC, as Sub-servicer
f) PHH Mortgage Corporation, as Servicer
g) The Bank of New York, as Custodian
h) U.S. Bank National Association, as Master Servicer and Securities
Administrator
Exhibit 35 Item 1123 Servicer Compliance Statement
a) Countrywide Home Loans Servicing LP, as Servicer
b) Fifth Third Mortgage Company, as Servicer
c) Greenpoint Mortgage Funding, Inc., as Servicer
d) JP Morgan Chase Bank, N.A., as Custodian and Servicer
e) Chase Home Finance, LLC, as Sub-servicer
f) PHH Mortgage Corporation, as Servicer
g) U.S. Bank National Association, as Master Servicer
Exhibit 99 ISDA Master Agreement and Schedule to the Master Agreement and Swap
Transaction Confirmation (filed as an exhibit on Form 8-k on December 14, 2006 and incorporated by reference herein).